Form 10-K/A
period 2006-12-31
Banc of America Commercial Mortgage Inc., Series 2006-2
filed 2007-07-23
CIK 1364772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No.1 to
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

Banc of America Commercial Mortgage Inc.

July 23, 2007	/s/ Peter Cookson
By: Peter Cookson
Title: Senior Vice President, Senior Officer in Charge of Securitization

EXHIBIT INDEX
Exhibit Number	Description
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